Form 10-Q
period 2016-06-30
APP Incline Corp
filed 2016-09-19
CIK 1669513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

333-210462
Commission File Number

APP INCLINE CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	47-0990750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1510 Longbranch Ave, Grover Beach, California	93433
(Address of principal executive offices)	(Zip Code)

(805) 704-79310
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [X]

 a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

52,472,500 common shares outstanding as of September 16, 2016
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

APP INCLINE CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine-month period ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended September 30, 2015, included in the Company’s Registration Statement on Form S-1/A as filed with the Securities and Exchange Commission on June 14, 2016

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-6

APP INCLINE CORPORATION
BALANCE SHEETS

	June 30, 2016	September 30, 2015
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$921	$-
Accounts receivable	33	262
Total current assets	954	262

Capitalized software, net	3,467	4,667

TOTAL ASSETS	$4,421	$4,929

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	2,765	-
Accounts payable, related parties	24,179	6,000
Related party loan	8,200	-
Total current liabilities	35,144	6,000

Total liabilities	35,144	6,000

Commitments and Contingencies

Stockholders’ equity (deficit)
Common stock, $0.0001 par value: shares authorized 75,000,000; 50,000,000 shares issued and outstanding	5,000	5,000
Additional paid in capital	45,000	45,000
Accumulated deficit	(80,723)	(51,071)
Total stockholder’s deficit	(30,723)	(1,071)
TOTAL LIABILITIES & EQUITY	$4,421	$4,929

The accompanying notes are an integral part of these Financial Statements.

APP INCLINE CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015

Net sales	$93	$-	$379	$-

Operating expense
Depreciation	400	-	1,200	-
Management and consulting fees	6,000	42,608	18,000	42,608
Professional fees	1,762	-	10,582	-
General and administrative fees	6	592	70	592
Total operating expenses	8,168	43,200	29,852	43,200

Income (loss) from operations	(8,075)	(43,200)	(29,473)	(43,200)

Interest expenses	(167)	-	(179)	-

Net (loss)	$(8,242)	$(43,200)	$(29,652)	$(43,200)

Net (loss) per common shares (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	50,000,000	50,000,000	50,000,000	50,000,000

The accompanying notes are an integral part of these Financial Statements.

APP INCLINE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
Cash Flows From Operating Activities
Net loss	$(29,652)	$(43,200)
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation on software	1,200	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	229	-
Increase in accounts payable	2,765	-
Increase in accounts payable – related party	18,179	43,200
Net cash provided from (used by) operating activities	(7,279)	-

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Related party loan	8,200	-
Net cash provided from financing activities	8,200	-

Increase (decrease) in cash and cash equivalents	921	-
Cash and cash equivalents at inception date	-	-
Cash and cash equivalents at end of period	$921	$-

Supplemental disclosure of cash flow information
Cash paid for:
- Interest	$-	$-
- Income taxes	$-	$-

The accompanying notes are an integral part of these Financial Statements.

APP INCLINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity: APP Incline Corporation (the "Company") is a Nevada corporation incorporated on June 29, 2015. We are a US based company that purchases and operates apps. APP Incline sources apps to purchase on www.flippa.com as well as from private sellers. Our headquarters are located at 1510 Long branch Ave, Grover Beach, CA 93433.

To date, our activities have been limited to formation, development of a business plan, and research and acquisition of our first application, SoundVine. We engaged a legal consulting firm to assist us in registering securities for trading by filing a Form S-1 with the U.S. Securities and Exchange Commission and by applying for a listing on the OTC Markets Pink Sheets. Our Registration Statement on Form S-1 became effective on July 1, 2016 and we are now actively looking to raise proceeds. In the current stage of our development, we anticipate incurring operating losses as we implement our business plan.

Financial Statements Presented: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016.  For further information, refer to the financial statements and footnotes thereto for the fiscal year ended September 30, 2015 included in the Company’s Form S-1/A as filed with the Securities and Exchange Commission on June 14, 2016.

Fiscal year end: The Company has selected September 30 as its fiscal year end.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods maybe based upon amounts that differ from these estimates.

Cash Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Revenue recognition and related allowances: Revenue from in app advertising or download of an app is recognized when the service has been provided to the purchaser, assuming all other revenue recognition criteria have been met. We recognize revenue upon the sale and download of the app to the customer and upon the placement of an advert in the app from the customer.  We receive such amounts from the payment processor, net of any processing fees, within a period of 30 days from the sale to the customer of an app or an advertisement.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $nil during the three and nine months ended June 30, 2016 and 2015.

Income taxes: The Company has adopted SFAS No. 109 – “Accounting for Income Taxes”. ASC Topic 740 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share: In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

New Accounting Pronouncements:  We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the nine months ended June 30, 2016.

APP INCLINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. GOING CONCERN

The Company has experienced net losses to date, and it has generated minimal revenue from operations, we will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

3. CAPITALIZED SOFTWARE

On August 19, 2015, the Company acquired the app, SoundVine, from a third party at a cost of $4,800.  The Company uses the straight-line method over the estimated useful life of the app of 3 years.

Cost	$4,800
Accumulated Depreciation	(133)
Balance, September 30, 2015	4,667

Depreciation during the period	(1,200)
Balance, June 30, 2016	$3,467

4. ACCOUNTS RECEIVABLE

Accounts receivable consists of app downloads processed by itunes net of any processing fees payable within 30 days from purchase by the user.  Other than processing fees charged by itunes which are net off the sales prior to transfer to the Company, there are no other costs associated with the sale of the apps.

5. COMMON STOCK

The Company’s authorized common stock consists of 75,000,000 shares with par value of $0.0001 per share

During the period ended September 30, 2015 the Company issued 50,000,000 shares of common stock to Mr. Elmquist to settle certain amounts payable valued at $50,000, or $0.001 per share, including invoiced services totaling $42,608 and reimbursement of out of pocket expenses and cash advances totaling $7,392.

As at June 30, 2016 and September 30, 2015, there were a total of 50,000,000 shares issued and outstanding.

6. RELATED PARTY TRANSACTIONS

On July 1, 2015 (the “Effective Date”) Mr. Adam Elmquist agreed to act as our President, Chief Executive Officer, and Director to manage the affairs of the Company for a one (1) year period (the “Term”) under an employment agreement beginning on the Effective Date, and thereafter the Term shall be automatically extended for successive one-year periods unless and until such time as either Mr. Elmquist or the Company shall give written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension shall occur. Under the terms of the agreement Mr. Elmquist shall receive a monthly fee of $2,000 per calendar month. During the nine months ended June 30, 2016, Mr. Elmquist invoiced the Company a total of $18,000 as management fees. The Company did not make any cash payments, leaving $24,000 on the balance sheet as accounts payable – related party ($6,000 – September 30, 2015).

On March 18, 2016 and April 29, 2016, the Company issued Unsecured Promissory Notes, in the principal amount of $3,500 and $4,700, respectively, to Adam Elmquist, to evidence funds loaned by Adam Elmquist in order to retire invoices as they came due.  The note is for a six-month term and accrues interest at a rate of 10% per annum. During the nine months ended June 30, 2016, the company accrued interest expense in the amount of $179.

APP INCLINE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

As of June 30, 2016, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. Operating losses carried forward will begin to expire in the year 2035.

The Company had deferred income tax assets as of June 30, 2016 and September 30, 2015 as follows:

	June 30, 2016	September 30, 2015
Operating loss carry forward, cumulative	$80,723	$51,071
Statutory tax rate	34%	34%
Loss carryforwards	$27,400	$17,364
Less - valuation allowance	(27,400)	(17,364)
Total net deferred tax assets	$-	$-

8. SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Company has received proceeds totaling $24,725 from various parties subscribing for a total of 2,472,500 shares at $0.01per share under our Form S-1 registration statement.  2,472,500 shares of the Company’s common stock were issued in respect of these subscriptions.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

As used in this quarterly report, the terms "we", "us", "our", and "our company" means APP Incline Corporation, unless otherwise indicated.

Corporate Information

The address of our principal executive office is 1510 Long branch Ave, Grover Beach, CA 93433. Our telephone number is (805) 704-79310.

Our company was incorporated in the State of Nevada on June 29, 2015. We are a US based company that purchases and operates apps. APP Incline sources apps to purchase on www.flippa.com, as well as from private sellers

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended June 30, 2016 and audited financial statements for the year ended September 30, 2016, along with the accompanying notes.

At June 30, 2016 we had cash on hand totaling $921 (September 30, 2015 - $nil), total assets of $4,421 (September 30, 2015 - $4,929) and liabilities of $35,144 (September 30, 2015 - $6,000). We must secure additional funds in order to continue our business. While we have commenced sales of securities under our Form S-1 offering, to date we have only raised limited funds and we may be required to secure additional financing to fund future filings. We believe that we will be able to obtain loans as they may be required from a current shareholder of the Company; however, we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $25,000 for fiscal year 2016, net of any amounts accrued for management fees). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds, then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations

The following tables set forth certain items from our unaudited interim statements of operations for the three and nine months ended June 30, 2016 and 2015:

For the three months ended June 30, 2016 and 2015

We have generated minimal net revenues since inception, and an amount totaling $93, during the three months ended June 30, 2016 compared to no net revenue during the three months ended June 30, 2015. Additionally, we continue to incur administrative costs related to our business plan and the filing requirements as a public issuer. Such administrative costs totaled $8,168 during the three months ended June 30, 2016 ($43,200 – June 30, 2015). The decrease to the administrative costs is primarily related to the accrual of certain business plan costs for App Incline as prepared by the Company’s sole officer and director during the three months ended June 30, 2015 in respect to the filing of our Registration Statement.

	For the three months ended
	June 30,
	2016	2015	Variances
Legal, accounting and audit fees	$1,762	$-	$1,762
Management and consulting fees	6,000	42,608	(36,608)
Depreciation	400	-	400
Transfer agent and filing fees	-	592	(592)
Office supplies and other general expenses	6	-	6
Total Selling, general and administrative expenses	$8,168	$43,200	$(35,032)

For the nine months ended June 30, 2016 and 2015

We have generated minimal net revenues since inception, and an amount totaling $379, during the nine months ended June 30, 2016, with no net revenue during the comparative nine months ended June 30, 2015. Additionally, we continue to incur administrative costs related to our business plan and the filing requirements as a public issuer. Such administrative costs totaled $29,852 during the nine months ended June 30, 2016 ($43,200 – June 30, 2015). The decrease to the administrative costs is primarily related to the accrual of certain business plan costs for App Incline as prepared by the Company’s sole officer and director during the three months ended June 30, 2015 in respect to the filing of our Registration Statement.

	For the nine months ended
	June 30,
	2016	2015	Variances
Legal, accounting and audit fees	$10,582	$-	$10,582
Management and consulting fees	18,000	42,608	(24,608)
Depreciation	1,200	-	1,200
Transfer agent and filing fees	-	592	(592)
Office supplies and other general expenses	70	-	70
Total Selling, general and administrative expenses	$29,852	$43,200	$(13,348)

Since inception we have incurred a net loss of $80,723.

Contractual Obligations and Other Commitments

N/A

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements, included herein.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the nine months ended June 30, 2016.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.          CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our company is in the process of adopting specific internal control mechanisms to ensure effectiveness as we grow. We have engaged an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board, once we are able to secure additional board members,  to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A.        RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of APP Incline Corporation*
3.2	Bylaws of APP Incline Corporation*
4.2	Form of Subscription Agreement*
10.1	Management Agreement between the Company and Adam Elmquist*
10.2	Promissory Note between the Company and Adam Elmquist dated March 18, 2016*
10.3	Promissory Note between the Company and Adam Elmquist dated April 29, 2016*
31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (**)

31.2
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (**)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (**)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (**)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (**)
101.INS	XBRL Instance Document (**)
101.LAB	XBRL Taxonomy Extension Label Linkbase (**)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (**)
101.SCH	XBRL Taxonomy Extension Schema (**)
*Filed previously.
**Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APP Incline Corporation

Date:	September 16, 2016	By:	/s/ Adam Elmquist
		Name:	Adam Elmquist
		Title:	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer & Director