Form 10-K
period 2016-09-30
APP Incline Corp
filed 2016-12-29
CIK 1669513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-210462

(Exact name of registrant as specified in its charter)
Nevada	47-4388358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1510 Longbranch Ave, Grover Beach, CA	93433
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(805) 704-79310
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock

Securities registered pursuant to section 12(g) of the Act
None.
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files

Yes	[X]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of September 30, 2016 (the last business day of the Registrant’s most recently completed fourth fiscal quarter) was approximately $0.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of December 15, 2016 the Registrant had 52,472,500 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," “Company,” "our" and "APP Incline Corp." mean APP INCLINE CORPORATION, unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

In their audit report dated December 29, 2016 our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the Audited Financial Statements - Auditors Report". Because our auditor has issued an opinion that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult to attract investors.

Corporate Information

APP INCLINE CORPORATION (“APP Incline” or the “Company”) APP Incline Corporation (“AIC” or the “Company”) was incorporated in the State of Nevada on June 29, 2015. We are an emerging growth company that engages in the purchase of mobile applications, and subsequent managing of their hosting, operations and advertising. We plan to both offer free, ad-supported apps, which have an option to purchase to avoid ads and receive more features.  Our business model is based on our belief that the future of mobile app monetization will be profitable in an ad-supported model. Our revenue is based primarily on the sale of the paid for app option, and secondarily on our advertisers .  Our website is www.appincline.com. The Company’s fiscal year end is September 30, 2016.

Business Overview

Mobile app use is growing, and we base our Company’s success on the belief it will continue to grow. Consumers have increasingly shifted their mobile use to using more and more applications. Apple reached 140 billion app downloads in September of 2016. It is estimated that by 2017, over 268 billion downloads and $77 billion in revenue will be made.  (Source: “The Future of Mobile Applications”, published by the University of Alabama-Birmingham, published through their Collat School of Business website and https://www.statista.com/statistics/263794/number-of-downloads-from-the-apple-app-store/)

In 2015, over 1.4 billion smartphones were sold (https://www.statista.com/topics/840/smartphones/) That’s twice as many as the number of personal computers, according to this infographic generated for the by the University of Alabama at Birmingham’s Online Masters in Management Information Systems. Right now, the average mobile app user spends more than 30 hours a month on more than two dozen apps.

A total of 46 percent of app users report having paid for their apps.  By 2017, its expected that over 268 billion downloads will generate $77 billion worth of revenue. (Source: Clifford, Catherine. "By 2017, the App Market Will Be a $77 Billion Industry (Infographic)." Entrepreneur. Entrepreneur Media, Inc., 26 Aug. 2014. Web.)

Mobile Media Time Is Now Greater Than Desktop and Other Media.  The latest data shows that we are now well past the tipping point mentioned at the top of this post. Mobile digital media time in the US is now significantly higher at 51% compared to desktop (42%).

The trend in mobile device usage compared to all screen use shows that in the USA, we have past the tipping point, and spend more time on a mobile device compared to desktop/laptops, TV, and other connected devices.

This research sourced from a 2015 study by eMarketer into mobile ad budgets shows a different view. In 2015 mobile ad spending accounts for 49% of digital ad spending, which is only slightly behind the trends of how people are using their devices. These stats also show projections for future growth, which is important as it shows where the market is going. It is clear that mobile is the future, and within 3 years it will come to dominate digital ad spending.

	2015	2016	2017	2018	2019
Mobile Ad spending- Billions $	28.7	40.5	49.8	57.7	65.8
Percentage change	50%	41%	23%	16%	14%
Percentage of digital ad spending	49%	60.4%	66.6%	69.7%	72.2%

Consumer preference for mobile apps vs mobile sites should also be thought through as part of mobile strategy. This data from Nielsen on mobile media time shows the consumer preference for mobile apps which account for 89% of media time in mobile as might be expected from the use of the most popular social network, email and news apps.

(Source: Chaffey, Dave. "Mobile Marketing Statistics 2016." Smart Insights. Smart Insights (Marketing Intelligence) Ltd, 22 July 2015. Web. 26 Apr. 2016.)

Ads on Apps work, according to Medialets’ study that found the following from analyzing some 300 billion data points from mobile ad campaigns.  The summary of the report, which tracked activity in the first half of 2014 showed that Mobile ads drew not only clicks, no small number of which advertisers reasonably suspect might be accidental, but conversions. “Mobile ads actually do work,” says Medialets CEO Eric Litman. “People will do almost everything on their phone that they do on their desktop,” even filling out forms that take a dozen screens to get through.

They also found that Ads on apps get much higher click-throughs than ads on the mobile Web: 0.58% on apps vs. only 0.23% on the mobile Web. (Source: Hof, Robert. "Study: Mobile Ads Actually Do Work - Especially In Apps." Forbes. Forbes Media, LLC, 27 Aug. 2014. Web.)

Click-Through Rate (CTR) by Device & Environment
.60%
.50%
.40%
.30%
.20%
.10%
Tablet
0.59%
Handset
0.41%
App
0.56%
Web
0.23%
Ads on tablets attract 44% higher CTR than those on handsets.
Ads on mobile apps perform 2x better than those on mobile web.
MEDIALETS

The first app the Company purchased is under the category of sound bites for Twitter’s video product, Vine. We chose to purchase an app in this sector because of the sector’s statistics and the potential we believe for both ad revenue and app purchase revenue.  Vine.co is a social networking site that allows users to upload short videos that loop. The latest data available was recorded on 8/20/13 shows there are 40 million users on Vine.  12 million vine videos are uploaded onto Twitter daily, latest recorded 6/3/13. Number of vine loops played daily is 1.5 billion last updated 1/26/15. Number of vine loops played annually is half a trillion, last updated 1/26/15. (Source Smith, Craig. "By The Numbers: 25 Amazing Vine Statistics." Web log post. Expandableramblings. DMR, 1 Apr. 2016. Web). With these numbers, and users, we believe an app running ads in this sector has potential for revenue.

Another app sector we intend to research with the possibility of acquiring an app is called messaging apps.  We found that a number of top pundits are predicting that messaging apps will be ‘the new social media’, and some evidence to support this theory, are 2 popular messaging apps.  One is the chat app from Japan called Line which has over 500 million registered users and 170 million monthly actives. (Source: Russell, Jon. "Here's How Chat Apps Are Becoming As Important As Social Media For Brands." TechCrunch. AOL, Inc., 02 Jan. 2015. Web. 26 Apr. 2016.) The other example is Snapchat.  Although Snapchat is only a few years old it is reported to have between 100 - 200 million users. Snapchat entered into the year of 2015 with the news they had raised $500 million dollars in 2015 and had a $10-20-billion-dollar valuation. (Source (Shontell, Alyson. "Snapchat Is A Lot Bigger Than People Realize And It Could Be Nearing 200 Million Active Users." Business Insider. Business Insider, Inc., 03 Jan. 2015. Web. 26 Apr. 2016.).

Industry Overview

Apps are usually available through application distribution platforms, which began appearing in 2008 and are typically operated by the owner of the mobile operating system, such as the Apple App Store, Google Play, Windows Phone Store, and BlackBerry App World. Some apps are free, while others must be bought. For apps with a price, generally a percentage, 20-30%, goes to the distribution provider (such as iTunes), and the rest goes to the producer of the app. (Source:  "Mobile App." Wikipedia. Wikimedia Foundation, n.d. Web. 13 May 2016).

The term "app" is a shortening of the term "application software". It has become very popular, and in 2010 was listed as "Word of the Year" by the American Dialect Society. (Source: "App" voted 2010 word of the year by the American Dialect Society (UPDATED) American Dialect Society".  Aug. 2011 Web. 26 April 2016.)

Mobile apps were originally offered for general productivity and information retrieval, including email, calendar, contacts, stock market and weather information. However, public demand and the availability of developer tools drove rapid expansion into other categories. As with other software, the explosion in number and variety of apps made discovery a challenge, which in turn led to the creation of a wide range of review, recommendation, and curation sources, including blogs, magazines, and dedicated online app-discovery services. In 2014 government regulatory agencies began trying to regulate and curate apps, particularly medical apps. (Source: See Yetisen)

With over 10 billion mobile Internet devices expected to be in use by 2016, the mobile application industry will most likely continue to grow to match demand and keep up with ever-evolving technologies. (Source: See University of Alabama Birmingham -  Infograph)

The monetization of applications through ads shows growth as well. AIC intends to use AdMob for ads. Over 650,000 apps use AdMob.  Google 2014 shows AdMob paid out $1 billion dollars. (Source: Google Admob website and promotional material, last reviewed, April 26, 2016).

Current Operations

Since inception, our operations have consisted of acquisition of our first App “Soundvine” (see “Product” below), and an initial period of operations as we continue to raise funds to undertake expansion of our portfolio of apps, as well as increased marketing for our Soundvine app. Our focus presently is on additional fundraising to allow us to undertake all our planned operations.

Our Applications

      SoundVine, the first application we have purchased, is available for purchase on iTunes.  SoundVine is in the sector of apps that provide sounds for Twitter’s video service and Youtube.  With the free version, the user gets 100+ sounds to use. The paid version is ad free and provides even more sounds.

Product

     We have acquired one application - Soundvine. We won’t go into details about the specifics of SoundVine, as this S-1 is not about one particular application, instead about a company who purchases and operates applications.

Marketing Strategy

     We have commenced a simplistic marketing strategy using social media.

     We plan to focus on two key factors when marketing our applications to users:

                -Paying for applications – Many applications are free, some have a price tag. Although we plan to initially offer applications for free, and earn monies on advertising on the app, the market shows there is room to expand into charging for apps. 46% of app downloaders report they have paid for an app. 52% say the highest they have paid is $5 or less. 17% have paid more than $20 for an app. Out of all people who download apps, the groups most likely to pay for them are: men, adults age 30 and older, college graduates, adults with household incomes of $40,000, and those living in urban cities. (Source: See University of Alabama-Birmingham - Infograph)

                -Advertising in applications- We intend to primarily make our revenues in mobile ads. Expected mobile advertising revenue was projected to have a worldwide growth between 2011 and 2016 of400%.  Revenue from ads in applications in 2014 was approximately $11.4 Billion. Expected revenues from applications in 2016 is $24.5 Billion. Source: (See University of Alabama-Birmingham - Infograph)

-Future application purchasing- We will analyze data to choose our future app purchases. The top 5 most popular apps by time spent per person is:

1. Search, portals, and social, per person per month 10 hours 56 min.

2. Entertainment- per person per month, 10 hours 34 min.

3. Communication- per person per month 3 hours 48 minutes.

4. Productivity and Tools- per person per month 2 hours 16 mins.

5. Commerce and Shopping - per person per month 1 hour 33 minutes.

Source: (See University of Alabama Birmingham -  Infograph.)

Growth Strategy

Initially, our target users will be the predominantly users that hear about our apps through social media, and download our app. However, until such time as we have begun substantive operations we will not be able to adequately assess what portions of our strategy for growth will be most appropriate. However, we envision our success being attributable to our ability to:

-	attract new users with creative social media and intriguing applications.

-	sustain lower operating costs per user compared to other larger apps by having all marketing based primarily in social media, which has low cost.

-	deploy our capital more effectively by hiring a firm or an individual that has a good track record and specializes social media marketing.

Competition

       It is a competitive market to get discovered by consumers amongst the millions of already existing apps, and it is also a challenge to convince people to buy an application. There are approximately 1.5 million apps in the Apple iOS platform. Source: ("Number of Apps Available in Leading App Stores as of July 2015." Statista. Statista Inc., n.d. Web. 26 Apr. 2016.)  Our Company will compete in various application categories, and therefore will have both applications as competitors, as well as companies, like ours that own and operate several applications.

SoundVine’s competitors include various other sound apps for vine including Soundboard, VSounds, VBoard, Best of Vine, Funny Soundboard, VRing, and another approximately 60+ apps in that sector.

Our ability to compete successfully will depend, in part, on the quality of our products, size of our database of users, as well as our marketing efforts and our ability to anticipate and respond to various competitive factors affecting the industry. These factors include the introduction of new technologies, changes in consumer preferences, demographic trends, economic conditions, and marketing strategies of competitors. As a result of competition, we may be required to:

•	increase overall spending to continue to purchase new competitive applications to offer to users;
•	continually assess and evaluate our AdMob account to ensure we are maximizing profits from advertisers
•	increase our marketing budget and other user acquisition costs.

Recent Developments.

None.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Key management personnel may leave the Company, which could adversely affect the ability of the Company to continue operations.

The Company is entirely dependent on the efforts of our CEO and President because of the time and effort that he devotes to the Company. He is in charge of overseeing all development strategies, supervising any/all future personnel, including any consultants or contractors that we engage to assist in developing our marketing, and the future research and choice of subsequent applications to purchase. The loss of him, or other key personnel in the future, could have a material adverse effect on our business, financial condition and results of operations. The Company does not maintain “key person” life insurance on its officers, directors or key employees. Our success will depend on the performance of Mr. Elmquist and our ability to attract and motivate other key personnel.

Presently, the Company’s president has other outside business activities and as such he is not devoting all of his time to the Company, which may result in periodic interruptions or business failure.

Our sole officer and director, Mr. Elmquist, has committed to devote 20 hours per week to our operations. Our operations may be sporadic and occur at times when Mr. Elmquist is unavailable, which may lead to the periodic interruption in the implementation of our business plan. Such delays could have a significant negative effect on the success of the business.

The lack of public company experience of our sole officer and director could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Our sole officer and director, Mr. Elmquist, lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. He has never been responsible for managing a publicly traded company and he has had limited experience with accounting and financial matters. As the sole officer and director of a public company, Mr. Elmquist’s responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Mr. Elmquist may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including establishing and maintaining internal controls over financial reporting.

Additionally, Mr. Elmquist’s limited financial and accounting experience may affect his ability to develop effective disclosure controls and procedures and internal control over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event investors could lose their entire investment in our Company.

The Company's current cash flow and access to capital compared to the fees being earned by the Company's sole-officer and director may adversely affect our future performance and operations.

Our sole-officer and director, Mr. Elmquist entered into an employment agreement effective July 1, 2015 whereby he is paid a monthly management fee of $2,000 in exchange for his services to the Company. Suchh fees are currently being accrued on a monthly basis until such time that the Company is in a position, as determined in Mr. Elmquist’s sole discretion, to begin making any such payments. During fiscal 2016 Mr. Elmquist received a total of $5,500 to reduce his ongoing management fee accruals. Should the Company begin generating limited revenue or raising additional funds, Mr. Elmquist may determine that such amounts should be used to pay his accrued and deferred salary; any such decision would negatively affect our cash flows and would adversely affect the Company.

The app industry is relatively new, and has experienced growth over a short period of time, and it is uncertain whether this market will continue to develop or whether it can be maintained. If we are unable to successfully respond to changes in the market, our business could be harmed.

The application sector in which we intend to operate has grown significantly in the last 8 years since its inception. (Source: See Wikipedia). Given the limited history of sales in this industry, it is difficult to predict whether this market will continue to grow or whether it can be maintained. Additionally, we expect that the market will evolve in ways that may be difficult to predict. In the event of these or any other changes to the market, our success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations subject to a material negative impact.

We have a rapidly evolving business model and our proposed products could fail to attract or retain users or generate revenue.

Because we are a development stage company, we have a rapidly evolving business model and are regularly exploring the development of our marketing strategy and the introduction of our proposed applications with respect to which we may have limited experience. In addition, our potential users may not respond favorably to our apps once launched.  If our applications fail to engage users, and therefore advertising companies will not want to advertise on our apps, we may fail to earn enough revenue to justify our investments in purchasing further applications.  And thusly, our business may be materially and adversely affected. Our ability to increase our user base and revenue will depend heavily on our ability to choose, and purchase applications that are adopted by users daily.

If we fail to acquire users to use our apps, our business will be harmed.

We must acquire users that download our app in order to generate advertising revenue and achieve profitability. We cannot assure you that the revenue or gross profit from advertisers will ultimately exceed the cost involved with acquiring new applications to add to our offering. If consumers do not perceive our app to be of use, thusly advertisers will not bid for ads on our apps, and revenue will be harmed.

We believe that many of our new users will originate from social media campaigns, word of mouth, and other non-paid referrals from existing users. Once we establish a user base, if our efforts to satisfy our users are not successful, we may not be able to acquire new users in sufficient numbers to continue to grow our business. Further, we believe that the level of communication among users will influence our success.

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

The market for generating advertising revenue on mobile apps we believe to be a growing revenue stream. We intend to use AdMob. This advertising platform includes Google advertisers as well as real-time bidding (RTB) buyers via the DoubleClick Ad Exchange. Advertisers compete for ad placement in applications. The more popular our app becomes, the more the advertisers compete and are willing to bid. As more advertisers compete to show their ads in our app, they pay higher CPMs in order to win out over their competition.Our initially acquired app, SoundVine, with which we launched this company, we are competing with other apps in this sector for ad revenue. Specifically, for SoundVine we will be competing with apps that offer sounds for Twitter's video service.

We anticipate that most, if not all, of our competitors will have greater name and brand recognition and access to greater amounts of capital and established relationships with a larger base of current and potential users. Because of their size and bargaining power, our competitors may be able to maintain their users due to loyalty and comfort vs. change their behavior and be motivated to purchase from a different source.  Therefore, we will not gain the advertising revenue to sufficiently operate our business.

We cannot assure you that we will be able to manage the growth of our Company effectively.

We plan to experience growth in demand for our apps once we are able to successfully market them. Our business plan is based on the belief that our number of users will increase once we begin marketing. The growth and expansion of our business and app offerings could place significant demands on our management and our operational and financial resources. We will need to manage multiple relations with users, web tech, and marketing person. To effectively manage our growth, we will need to continually implement operational plans and strategies.

Government regulation on applications is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

In 2014 government regulatory agencies began trying to regulate and curate apps, particularly medical apps (Source: Yetisen, A. K., Martinez-Hurtado, J. L., et al (2014). The regulation of mobile medical applications. Lab on a Chip, 14(5), 833-840. -Web).  We do not know the future of mobile applications and what government regulation will exist, and this uncertainty could harm our operations.

Failure to comply with federal and state privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal and state legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. We will post privacy policies and practices concerning the collection, use and disclosure of user data on our apps. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of users or merchants and adversely affect our business.

Our business will depend on our ability to be successful in social media.

Our marketing model is based on the belief that social media is an important part of marketing for applications. With the competitive market of mobile apps, our business model is based on the belief that social media can help us level the playing field to some extent with larger, more known apps with more marketing dollars than we have available. As a benefit, less money will be required to acquire app users, whose costs can add up, social media provides, regardless of size or financial resources, the ability to build an audience over time. If used correctly, we believe social media can help us create users and fans whose promotional strength and word-of-mouth can make up for the fact we do not plan to compete marketing dollar for marketing dollar with larger rival apps with a large, more expensive mobile advertising campaign.

We will be subject to payments-related risks.

We plan to accept payments via Apple, where we have established a developer account. We have housed SoundVine app there, and through this system, our payments are received and transferred directly into App Incline bank account. We are subject to risk if Apple’s system is subject to failure. In addition, users who choose to buy the app, to avoid ads, and access more features, these payments as well will come via Apple.

RISKS RELATING TO THE COMMON STOCK

The Company’s stock price may be volatile.

In the event the Company is successful in listing its common stock on a national exchange, the market price of the Company’s Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond the Company’s control, including the following:

•	applications purchased by the Company or its competitors;
•	additions or departures of key personnel;
•	the Company’s ability to execute its business plan;
•	operating results that fall below expectations;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s Common Stock.

As a public company, we will incur substantial expenses.

The Company is subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC reporting company. If we do not have current information about our Company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately-held. In addition, we are incurring substantial expenses in connection with the preparation of this Registration Statement. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our sole officer and director, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that user, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional users, broker/dealers must make reasonable efforts to obtain information about the user’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some users. The FINRA requirements make it more difficult for broker/dealers to recommend that their users buy our Common Stock, which may have the effect of reducing the level of trading activity and liquidity of our Common Stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our Common Stock, reducing a shareholder’s ability to resell shares of our Common Stock.

We may be exposed to potential risks resulting from new requirements under section 404 of the Sarbanes-Oxley Act of 2002.

In addition to the costs of compliance with having our shares listed on the OTC Market’s Pink Sheets or QB exchange, there are substantial penalties that could be imposed upon us if we fail to comply with all regulatory requirements. In particular, under Section 404 of the Sarbanes-Oxley Act of 2002, as a smaller reporting company, our management will be required to provide a report on the effectiveness of our internal controls over financial reporting, beginning with our second annual report, and we will not be required to provide an auditor’s attestation regarding such report. We have not assessed the effectiveness of our disclosure controls and procedures or our internal controls over financial reporting, and we expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification requirements. Additionally, investors should be aware of the risk that management may assess and render the Company’s internal controls ineffective, which could have a material adverse effect on the Company’s financial condition or result of operations.

If a market for our Common Stock does not develop, shareholders may be unable to sell their shares.

A market for our Common Stock may never develop. We intend to contact an authorized OTC Markets market-maker for sponsorship of our securities on the OTC Markets. However, there is no guarantee that our shares will be traded on the OTC Markets Pink sheets, or, if traded, a public market may not materialize. If our Common Stock is not traded on the OTC Markets Pink Sheet or QB tier or if a public market for our Common Stock does not develop, investors may not be able to re-sell the shares of our Common Stock that they have purchased and may lose all of their investment.

The Company’s Common Stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s Common Stock is currently subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000. These rules require, among other things, that brokers who trade penny stock to persons other than “established users” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144. As it may be determined that we are a “Shell Company” as defined by Rule 144.

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we may be determined to have nominal assets, and thus we may considered a “shell company” pursuant to Rule 144 and as such, sales of our securities pursuant to Rule 144 would not able to be made until we have ceased to be a “shell company” and we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” (i.e., information similar to that which would be found in a Form 10 Registration Statement filing with the SEC has been filed with the Commission reflecting the Company’s status as a non-“shell company.” Because, if we were determined to be a “shell company” none of our non-registered securities could be sold pursuant to Rule 144, until one year after filing Form 10 like information with the SEC any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until 12 months after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our potential status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

The elimination of monetary liability against the Company’s existing and future directors, officers and employees under Nevada law and the existence of indemnification rights to the Company’s existing and future directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

The Company’s Articles of Incorporation contain specific provisions that eliminate the liability of directors for monetary damages to the Company and the Company’s stockholders; further, the Company is prepared to give such indemnification to its existing and future directors and officers to the extent provided by Nevada law. The Company may also have contractual indemnification obligations under any employment agreements it may have with its officers and directors. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against existing and future directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s existing and future directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Office Space and Plants

We currently are using a portion of our Chief Executive Officer’s home as our corporate headquarters, this space is located at 1510 Longbranch Ave, Grover Beach, CA 93433 and we are using the space rent-free. As of the date of this filing, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become involved in legal proceedings from time to time. The Company is not currently party to any legal proceedings, nor is it aware of any material pending legal proceedings.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 1, 2016, we received Effect for our Form S-1 Registration Statement for which we are offering 10,000,000 shares for sale to the public. To date we have sold a total of 2,472,500 share under the Offering for total proceeds of $24,725.  Our Offering is not yet fully subscribed. We have not yet obtained a listing on the OTC Markets.

As of December 29, 2016 and September 30, 2016, there were 52,472,500 shares of our common stock outstanding and 33 stockholders of record. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.  Information required by Item 201(d) or Regulation S-K is included in Part 111, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2016, we did not have any authorized Equity Compensation Plans.

Recent Sales of Unregistered Securities

None.

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock once we obtain a listing on a regulated market.  Therefore, stockholders may have difficulty selling their shares of our common stock.

Share Purchase Warrants

We have not issued and do not have any warrants to purchase shares of our stock outstanding.

Options

We have not issued and do not have any options to purchase shares of our stock outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Transfer Agent

The Company has engaged V-Stock Transfer, LLC of 18 Lafayette Place, Woodmere, NY 1159, Telephone (212)828-8436, email: info@vstocktransfer.com and website https://www.vstocktransfer.com as its transfer agent.

ITEM 6. SELECTED FINANCIAL DATA

	September 30, 2016	September 30, 2015
Revenue, net	$456	$262
Operating Expenses	(42,206)	(51,333)
Net loss	(42,138)	(51,071)
Total Assets	18,555	4,929
Total Liabilities	(37,039)	(6,000)
Stockholders’ Deficit	(18,484)	(1,071)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto included in this Report beginning on page F-1. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Significant Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, share-based payments, income taxes and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the significant accounting policies as included in Note 1 of the financial statements contained herein and Management’s ongoing assumptions may involve a higher degree of judgment and complexity than others.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Twelve Months Ended September 30, 2016 compared to the Twelve Months Ended September 30, 2015.

During the twelve months ended September 30, 2016 we incurred a net loss of $42,138, compared to a net loss of $51,071 during the same period in fiscal 2015. The decrease in our net loss during the year ended September 30, 2016 was primarily due to a decrease in consulting fees which were related to the preparation of a business plan and other start up services during our first year of operation.  This decrease in fees was offset by an increase to professional fees (including audit, accounting and Edgar filing fees) and management fees in 2016 as compared to fees incurred during fiscal 2015, as the Company completed its first full year of operations and received a notice of effect with respect to its S-1 Registration Statement.   The Company recorded depreciation of $1,600 during fiscal 2016 with no comparative expense during the prior fiscal period, as well as interest expenses of $388 in the current fiscal year with no comparative expense during fiscal 2015.

Liquidity and Capital Resources

As of September 30, 2016 we had $15,467 in cash and $15,488 in total assets, and $37,039 in total liabilities as compared to $Nil in cash and $262 in total assets, and $6,000 in total liabilities as of September 30, 2015.

The Company is looking to raise up to $100,000 to fund its proposed operations for the next twelve months and has successfully raised a total of $24,725 under its S-1 Registration Statement to date. Shortfalls in available funds, should they occur, are expected to be provided by management and other loan and or equity based financing arrangements.

There can be no assurance that continued funding will be available on satisfactory terms.

For the year ending September 30, 2016 we used net cash of $17,458 in operating activities, compared to net cash provided of $4,800 in operating activities during the same period in fiscal 2015.

During the year ended September 30, 2016, net cash of $32,925 was provided by financing activities compared to net cash of $Nil during the same period in fiscal 2015. Further, net cash of $4,800 was used in investing activities during fiscal 2015 with no comparative expenditures in fiscal 2016.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any assets or liabilities requiring disclosure under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements appear beginning on page F-1.

APP INCLINE CORPORATION
FINANCIAL STATEMENTS

AUDITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of App Incline Corporation:

We have audited the accompanying balance sheets of App Incline Corporation (“the Company”) as of September 30, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of App Incline Corporation, as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO

December 28, 2016

  APP INCLINE CORPORATION
BALANCE SHEETS

	September 30, 2016	September 30, 2015
ASSETS
Current assets
Cash	$15,467	$-
Accounts receivable	21	262
Total current assets	15,488	262

Capitalized software, net	3,067	4,667

TOTAL ASSETS	$18,555	$4,929

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	3,951	-
Accounts payable, related parties	24,888	6,000
Related party loan	8,200	-
Total current liabilities	37,039	6,000

Total liabilities	37,039	6,000

Commitments and Contingencies

Stockholders’ equity (deficit)
Common stock, $0.0001 par value: shares authorized 75,000,000; 52,472,500 and 50,000,000 shares issued and outstanding, respectively	5,247	5,000
Additional paid in capital	69,478	45,000
Accumulated deficit	(93,209)	(51,071)
Total stockholder’s deficit	(18,484)	(1,071)
TOTAL LIABILITIES & EQUITY	$18,555	$4,929

The accompanying notes are an integral part of these audited Financial Statements.

APP INCLINE CORPORATION
STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30, 2016	Fiscal Year Ended September 30, 2015

Net sales	$456	$262

Operating expense
Depreciation	1,600	-
Management and consulting fees	24,000	50,608
Professional fees	16,494	-
General and administrative fees	112	725
Total operating expenses	42,206	51,333

Income (loss) from operations	(41,750)	(51,071)

Interest expenses	(388)	-

Net (loss)	$(42,138)	$(51,071)

Net (loss) per common shares (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	50,440,396	50,000,000

The accompanying notes are an integral part of these Financial Statements.

APP INCLINE CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance, Inception date (June 29, 2015)	-	$-	$-	$-	$-
Issuance of common stock for accounts payable, related party	50,000,000	5,000	45,000	-	50,000
Net loss for the period	-	-	-	(51,071)	(51,071)
Balance, year ended September 30, 2015	50,000,000	5,000	45,000	(51,071)	(1,071)

Issuance of common stock for private placement	2,472,500	247	24,478		24,725
Net loss for the period				(42,138)	(42,138)
Balance, year ended September 30, 2016	52,472,500	$5,247	$69,478	$(93,209)	$(18,484)

The accompanying notes are an integral part of these Financial Statements.

APP INCLINE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Fiscal Year Ended September 30, 2016	Fiscal Year Ended September 30, 2015
Cash Flows From Operating Activities
Net loss	$(42,138)	$(51,071)
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation on software	1,600	133
Changes in operating assets and liabilities:
Decrease in accounts receivable	241	(262)
Increase in accounts payable	3,951	-
Increase in accounts payable – related party	18,888	56,000
Net cash provided from (used by) operating activities	(17,458)	4,800

Cash Flows From Investing Activities
Purchase software	-	(4,800)
Net cash provided from (used by) investing activities	-	(4,800)

Cash Flows From Financing Activities
Proceeds from private placement	24,725	-
Related party loan	8,200	-
Net cash provided from financing activities	32,925	-

Increase (decrease) in cash and cash equivalents	15,467	-
Cash and cash equivalents at inception date	-	-
Cash and cash equivalents at end of period	$15,467	$-

Supplemental disclosure of cash flow information
Cash paid for:
- Interest	$-	$-
- Income taxes	$-	$-

Supplemental non-cash investing activities
Settlement of account payable and advances by issuance of shares, related party	$-	$50,000

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

To date, our activities have been limited to formation, development of a business plan, and research and acquisition of our first application, SoundVine. We have filed a Form S-1 with the U.S. Securities and Exchange Commission and have applied for a listing on the OTC Markets Pink Sheets. Our Registration Statement on Form S-1 became effective on July 1, 2016 and we have raised limited proceeds to date. In the current stage of our development, we anticipate incurring operating losses as we implement our business plan.

Financial Statements Presented: The audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $nil during the fiscal year ended September 30, 2016 and 2015.

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

New Accounting Pronouncements:  We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the fiscal year ended September 30, 2016.

APP INCLINE CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

Cost	$4,800
Accumulated Depreciation	(133)
Balance, September 30, 2015	4,667

Depreciation during the period	(1,600)
Balance, September 30, 2016	$3,067

4. ACCOUNTS RECEIVABLE

Accounts receivable consists of app downloads processed by itunes net of any processing fees payable within 30 days from purchase by the user.  Other than processing fees charged by itunes which are net off the sales prior to transfer to the Company, there are no other costs associated with the sale of the apps.

5. ACCOUNTS PAYABLE

Accounts payable of $3,951 and $Nil respectively as at September 30, 2016 and 2015 consist solely of trade payables in the normal course.

6. NET SALES

Sales income derived from the download of our Soundvine app from iTunes of $456 and $262 respectively as at September 30, 2016 and 2015 is net of fees and commissions paid to the service provider.

7. COMMON STOCK

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

During the fiscal year ended September 30, 2016, the Company has received proceeds totaling $24,725 from various parties subscribing for a total of 2,472,500 shares at $0.01 per share under our Form S-1 registration statement.  2,472,500 shares of the Company’s common stock were issued in respect of these subscriptions.

As at September 30, 2016 and September 30, 2015, there were a total of 52,472,500 and 50,000,000 shares issued and outstanding, respectively.

APP INCLINE CORPORATION
NOTES TO FINANCIAL STATEMENTS

8. RELATED PARTY TRANSACTIONS

On July 1, 2015 (the “Effective Date”) Mr. Adam Elmquist agreed to act as our President, Chief Executive Officer, and Director to manage the affairs of the Company for a one (1) year period (the “Term”) under an employment agreement beginning on the Effective Date, and thereafter the Term shall be automatically extended for successive one-year periods unless and until such time as either Mr. Elmquist or the Company shall give written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension shall occur. Under the terms of the agreement Mr. Elmquist shall receive a monthly fee of $2,000 per calendar month. During the fiscal year ended September 30, 2016, Mr. Elmquist invoiced the Company a total of $24,000 as management fees. The Company made $5,500 cash payments, leaving $24,500 on the balance sheet as accounts payable – related party ($6,000 – September 30, 2015).

On March 18, 2016 and April 29, 2016, the Company issued Unsecured Promissory Notes, in the principal amount of $3,500 and $4,700, respectively, to Adam Elmquist, to evidence funds loaned by Adam Elmquist in order to retire invoices as they came due.  The note is for a six-month term and accrues interest at a rate of 10% per annum. During the fiscal year ended September 30, 2016, the company accrued interest expenses in the amount of $388 in respect of these notes.

9. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

As of September 30, 2016, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. Operating losses carried forward will begin to expire in the year 2035.

The Company had deferred income tax assets as of September 30, 2016 and September 30, 2015 as follows:

	September 30, 2016	September 30, 2015
Operating loss carry forward, cumulative	$93,209	$51,071
Statutory tax rate	34%	34%
Loss carryforwards	$31,690	$17,364
Less - valuation allowance	(31,690)	(17,364)
Total net deferred tax assets	$-	$-

10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and/or financial disclosure at this time.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of September 30, 2016.

Based on the review described above, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our management assessed our internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was effective as of September 30, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us. Our Board of Directors is comprised of only one class of director.

The following table and text set forth the names and ages of all directors and executive officers as of September 30, 2016:

Name	Age	Position
Adam Elmquist	32	Director, Chairman, President, CEO, CFO, Secretary and Treasurer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Adam Elmquist

Adam Elmquist graduated from Cuesta College, San Luis Obispo, CA, in 2005 with an Associates Degree. He went on to further study and graduate from California Polytechnic State University, San Luis Obispo, CA, 2007 with a Bachelor of Science in Psychology, graduating with the honors of Magna Cum Laude. He worked from 2007-2013 as an account manager and sales representative for Power Save Energy Co. Mr. Elmquist is a successful professional, during his time with Power Save was part of a small team of account managers where he helped expand Power Save’s company user base through research and development and helped create and distribute email-marketing campaigns through email blasts. In conjunction, Mr. Elmquist increased sales by more than 100% annually. Mr. Elmquist has extensive experience understanding what it takes to successfully understand the needs of both a company and its individual users.  Power Save, during the time Mr. Elmquist worked there, was a publically traded company, and he served on its Board of Directors for Power-Save Energy Co. Power Save is no longer a publically traded company.  From 2014-to present he works as a Property and Casualty Insurance Broker for McConnell, Manit and Trout Insurance Services in San Luis Obispo, CA. He works with business owners on the Central Coast of California to protect their business’ through properly insuring and limiting exposures, works with 40+ National Insurance Carriers/Underwriters, and uses a consultative approach to ensure that all client’s risks are properly understood and reduced through Risk Management Solutions.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to our business.

Involvement in Certain Legal Proceedings

To the best of the Company's knowledge, other than as set forth herein, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers or directors:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committee of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost of retaining such a financial expert at this time is prohibitive. Further, because we are a development stage business, we believe the services of an audit committee financial expert are not necessary at this time.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our sole director has the authority to determine issues concerning management compensation, including his own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our officers or sole director.

Board of Director’s Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive and operational risks. The Board of Directors dedicates time at each of its meetings to review and consider the relevant risks faced at that time. In addition, since the Company does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Adam Elmquist	Chairman, CEO and President	2016	$24,000(1)	$0	$0	-0-	-0-	-0-	-0-	$24,000
		2015	$6,000(1)	$0	$0	-0-	-0-	-0-	$42,608 (2)-	$48,608

Notes to Summary Compensation Table:

(1)
Pursuant to a Management Agreement dated July 1, 2015, Mr. Elmquist has agreed to act as our President, Chief Executive Officer, and Director to manage the affairs of the Company for a one (1) year period beginning on the Effective Date, and thereafter the Term shall be automatically extended for successive one-year periods unless and until such time as either Mr. Elmquist or the Company shall give written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension shall occur. In exchange, Mr. Elmquist shall receive a monthly fee of $2,000 per calendar month. Such fee shall be payable on the first day of each calendar quarter. There are no annuity, pension or retirement benefits proposed to be paid to our current officer and director and employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any. As at the fiscal year ended September 30, 2016 and 2015, a total of $24,000 and $6,000 has been accrued, and a total of $5,500 has been paid in cash leaving a total of $24,500 payable to Mr. Elmquist as at September 30, 2016, in respect of this agreement.

(2)
Mr. Elmquist received a total of 50,000,000 shares of the Company’s common stock as consideration for the provision of services valued at $42,608 and reimbursement of certain expenses paid on behalf of the Company cumulatively valued at $50,000.

Employment Agreements

Pursuant to a Management Agreement dated July 1, 2015, Mr. Elmquist has agreed to act as our President, Chief Executive Officer, and Director to manage the affairs of the Company for a one (1) year period beginning on the Effective Date, and thereafter the Term shall be automatically extended for successive one-year periods unless and until such time as either Mr. Elmquist or the Company shall give written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension shall occur. In exchange, Mr. Elmquist shall receive a monthly fee of $2,000 per calendar month. Such fee shall be payable on the first day of each calendar quarter. There are no annuity, pension or retirement benefits proposed to be paid to our current officer and director and employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Officer Compensation

Described above.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable. We may, however, reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information at September 30, 2016, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of September 30, 2016 we had 52,472,500 shares of Common Stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	Adam Elmquist 1510 Longbranch Ave, Grover Beach, CA 93433	50,000,000	95.28%

	Total	50,000,000	95.28%

 (1)  Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

 We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2016 we did not have any authorized Equity Compensation Plans. Further, we have no plans to create any such plan or plans during the fiscal year ending September 30, 2017.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended September 30, 2015, the Company authorized the issuance of 50,000,000 shares of its Common Stock, Adam Elmquist in consideration of services provided and the repayment of certain out of pocket expenses totaling $50,000. As a result, Ms. Elmquist owned 100% of the issued and outstanding common shares of the Company at fiscal year ended September 30, 2016.

Mr. Elmquist has agreed to act as our President, Chief Executive Officer, and Director to manage the affairs of the Company for a one (1) year period beginning on the Effective Date, and thereafter the Term shall be automatically extended for successive one-year periods unless and until such time as either Mr. Elmquist or the Company shall give written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension shall occur. In exchange, Mr. Elmquist shall receive a monthly fee of $2,000 per calendar month. Such fee shall be payable on the first day of each calendar quarter. During the fiscal year ended September 30, 2016, Mr. Elmquist invoiced the Company a total of $24,000 as management fees. The Company made $5,500 cash payments, leaving $24,500 on the balance sheet as accounts payable – related party ($6,000 – September 30, 2015).

On March 18, 2016, the Company issued an Unsecured Promissory Note, in the principal amount of $3,500 to Adam Elmquist, to evidence funds loaned by Mr. Elmquist in order to retire invoices as they came due.  The note is for a six-month term and accrues interest at a rate of 10% per annum. As at September 30, 2016 the note remained unpaid. The Company made the offer and sale in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as it was a transaction by an issuer not involving a public offering. No commission was paid in connection with the sale of the promissory note.

On April 29, 2016 the Company issued an Unsecured Promissory note in the principal amount of $4,700 to Adam Elmquist to evidence funds loaned by Mr. Elmquist in order to retire invoices as they came due.   The note is for a six month term and accrues interest at a rate of 10% per annum. As at September 30, 2016 the note remained unpaid. The Company made the offer and sale in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as it was a transaction by an issuer not involving a public offering. No commission was paid in connection with the sale of the promissory note.

During fiscal 2016 the Company accrued a total of $388 in interest expenses in respect of the aforementioned Promissory Notes.

Further, Mr. Elmquist provides us with office space free of charge at this time.

Other than the foregoing, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the beginning of our last fiscal year, or in any proposed transaction to which we propose to be a party:

(A)	any of our director(s) or executive officer(s);
(B)	any nominee for election as one of our directors;
(C)	any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our Common Stock; or
(D)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended September 30, 2016, the Company incurred auditing expenses of approximately $6,480 and $3,240, respectively, which includes audit and review engagement services.  There were no other audit related services or tax fees incurred. There were no other audit related services or tax fees incurred.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements filed as part of this annual report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

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
*Filed previously
**Filed herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APP INCLINE CORPORATION

Date: December 29, 2016	By: /s/ Adam Elmquist
Adam Elmquist
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Adam Elmquist	Chief Executive Officer and Director	December 29, 2016
Adam Elmquist

/s/ Adam Elmquist	Chief Financial Officer	December 29, 2016
Adam Elmquist