Form 10-Q
period 2016-12-31
APP Incline Corp
filed 2017-02-14
CIK 1669513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

52,472,500 common shares outstanding as of February 13, 2017
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

APP INCLINE CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three-month period ended December 31, 2016, are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended September 30, 2016, as filed with the Securities and Exchange Commission on December 29, 2016

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Unaudited Financial Statements	F-4 to F-6

APP INCLINE CORPORATION
BALANCE SHEETS

	December 31, 2016	September 30, 2016
ASSETS	(unaudited)	(audited)
Current assets
Cash	$9,722	$15,467
Accounts receivable	37	21
Total current assets	9,759	15,488

Capitalized software, net	2,667	3,067

TOTAL ASSETS	$12,426	$18,555

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	7,812	3,951
Accounts payable, related parties	31,023	24,888
Related party loan	4,700	8,200
Total current liabilities	43,535	37,039

Total liabilities	43,535	37,039

Commitments and Contingencies

Stockholders’ equity (deficit)
Common stock, $0.0001 par value: shares authorized 75,000,000; 52,472,500 shares issued and outstanding	5,247	5,247
Additional paid in capital	69,478	69,478
Accumulated deficit	(105,834)	(93,209)
Total stockholder’s deficit	(31,109)	(18,484)
TOTAL LIABILITIES & EQUITY	$12,426	$18,555

The accompanying notes are an integral part of these unaudited Financial Statements.

APP INCLINE CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015

Net sales	$93	$111

Operating expense
Depreciation	400	400
Management and consulting fees	6,000	6,000
Professional fees	6,159	-
General and administrative fees	24	6
Total operating expenses	12,583	6,406

Income (loss) from operations	(12,490)	(6,295)

Interest expenses	(135)	-

Net (loss)	$(12,625)	$(6,295)

Net (loss) per common shares (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	52,472,500	50,000,000

The accompanying notes are an integral part of these Unaudited Financial Statements.

APP INCLINE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Cash Flows From Operating Activities
Net loss	$(12,625)	$(6,295)
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation on software	400	400
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(16)	221
Increase in accounts payable	3,861	120
Increase in accounts payable – related party	6,135	6,000
Net cash provided from (used by) operating activities	(2,245)	446

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Repayment to related party loan	(3,500)	-
Net cash provided from financing activities	(3,500)	-

Increase (decrease) in cash and cash equivalents	(5,745)	446
Cash and cash equivalents at beginning of the period	15,467	-
Cash and cash equivalents at end of period	$9,722	$446

Supplemental disclosure of cash flow information
Cash paid for:
- Interest	$-	$-
- Income taxes	$-	$-

The accompanying notes are an integral part of these Unaudited Financial Statements.

APP INCLINE CORPORATION
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

Financial Statements Presented: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three-month period ended December 31, 2016, are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended September 30, 2016, as filed with the Securities and Exchange Commission on December 29, 2016

Fiscal year end: The Company has selected September 30 as its fiscal year end.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods maybe based upon amounts that differ from these estimates.

Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Revenue recognition: Revenue from in app advertising or download of an app is recognized when the service has been provided to the purchaser, assuming all other revenue recognition criteria have been met. We recognize revenue upon the sale and download of the app to the customer and upon the placement of an advert in the app from the customer.  We receive such amounts from the payment processor, net of any processing fees, within a period of 30 days from the sale to the customer of an app or an advertisement.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $nil during the three months ended December 31, 2016 and 2015.

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

Capitalized Software Costs and Impairment: All software acquisition costs have been capitalized and are amortized over the estimated economic life of the application, which the Company has determined to be 36 months.  The Company’s management conducts a review of its apps and capitalized software for impairment at least annually.  As at the fiscal year ended September 30, 2016 the Company determined its capitalized apps were not impaired.

Fair Value Measurements:Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1:	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2:
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3:	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

New Accounting Pronouncements:  We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the period ended December 31, 2016.

APP INCLINE CORPORATION
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

2. GOING CONCERN

The Company has experienced net losses to date, and it has generated minimal revenue from operations, we will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations. There is no guarantee management will be effective in meeting its set objectives.  These unaudited condensed financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

3. CAPITALIZED SOFTWARE

On August 19, 2015, the Company acquired the app, SoundVine, from a third party at a cost of $4,800.  The Company uses the straight-line method over the estimated useful life of the app of 3 years.

Cost	$4,800
Accumulated Depreciation	(1,733)
Balance, September 30, 2016	3,067

Depreciation during the period	(400)
Balance, December 31, 2016	$2,667

4. ACCOUNTS RECEIVABLE

Accounts receivable consists of app downloads processed by itunes net of any processing fees payable.  Revenue from itunes is paid within 30 days from purchase by the user.  Other than processing fees charged by itunes which are net off the sales at the time of purchase,there are no other costs associated with the sale of the apps.

5. ACCOUNTS PAYABLE

Accounts payable of $7,812 and $3,951 respectively as at December 31, 2016 and September 30, 2016 consist solely of trade payables in the normal course.

6. NET SALES

Sales income derived from the download of our Soundvine app from iTunes of $93 and $111 respectively for the three-month periods ended December 31, 2016 and 2015 is net of fees and commissions paid to the service provider.

7. COMMON STOCK

The Company’s authorized common stock consists of 75,000,000 shares with par value of $0.0001 per share

During the period ended September 30, 2015 the Company issued 50,000,000 shares of common stock to Mr. Elmquist, our sole officer and director and controlling shareholder, to settle certain amounts payable at fair value totaling $50,000, or $0.001 per share, including invoiced services totaling $42,608 and reimbursement of out of pocket expenses and cash advances totaling $7,392.

During the fiscal year ended September 30, 2016, the Company has received proceeds totaling $24,725 from various third parties subscribing for a total of 2,472,500 shares at $0.01 per share under our Form S-1 registration statement.  2,472,500 shares of the Company’s common stock were issued in respect of these subscriptions.

As at December 31, 2016 and September 30, 2016, there were a total of 52,472,500 shares issued and outstanding, respectively.

APP INCLINE CORPORATION
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

8. RELATED PARTY TRANSACTIONS

On July 1, 2015 (the “Effective Date”) Mr. Adam Elmquist agreed to act as our President, Chief Executive Officer, and Director to manage the affairs of the Company for a one (1) year period (the “Term”) under an employment agreement beginning on the Effective Date, and thereafter the Term shall be automatically extended for successive one-year periods unless and until such time as either Mr. Elmquist or the Company shall give written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension shall occur. Under the terms of the agreement Mr. Elmquist shall receive a monthly fee of $2,000 per calendar month. During the three months ended December 31, 2016, Mr. Elmquist invoiced the Company a total of $6,000 as management fees. The Company didn’t make any cash payments, leaving $30,500 on the balance sheet as accounts payable – related party ($24,500 – September 30, 2016).

On March 18, 2016 and April 29, 2016, the Company issued Unsecured Promissory Notes, in the principal amount of $3,500 and $4,700, respectively, to Adam Elmquist, to evidence funds loaned by Adam Elmquist in order to retire invoices as they came due.  The note is for a six-month term and accrues interest at a rate of 10% per annum.  On October 17, 2016, the Company repaid the $3,500 Unsecured Promissory Note. During the three months ended December 31, 2016, the company accrued interest expenses in the amount of $135 in respect of these notes. As of December 31, 2016, $523 is on the balance sheet as accounts payable – related party ($388 – September 30, 2016).

9. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

As of December 31, 2016, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. Operating losses carried forward will begin to expire in the year 2035.

The Company had deferred income tax assets as of December 31, 2016 and September 30, 2016 as follows:

	December 31, 2016	September 30, 2016
Operating loss carry forward, cumulative	$105,834	$93,209
Statutory tax rate	34%	34%
Loss carryforwards	$35,980	$31,690
Less - valuation allowance	(35,980)	(31,690)
Total net deferred tax assets	$-	$-

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended December 31, 2016 and audited financial statements for the year ended September 30, 2016, along with the accompanying notes.

As of December 31, 2016 we had $9,722 in cash and $9,759 in total current assets, and $43,535 in total liabilities as compared to $15,467 in cash and $15,488 in total current assets, and $37,039 in total liabilities as of September 30, 2016.

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

 Results of Operations

The following tables set forth certain items from our unaudited interim statements of operations for the three months ended December 31, 2016 and 2015:

For the three months ended December 31, 2016 and 2015

We have generated minimal net revenues and an amount totaling $93, during the three months ended December 31, 2016 compared to $111 net revenue during the three months ended December 31, 2015. Additionally, we continue to incur administrative costs related to our business plan and the filing requirements as a public issuer.

	For the three months ended
	December 31,
	2016	2015	Variances
Legal, accounting and audit fees	$4,188	$-	$4,188
Management and consulting fees	6,000	6,000	-
Depreciation	400	400	-
Transfer agent and filing fees	1,971	-	1,971
Office supplies and other general expenses	24	6	18
Total Selling, general and administrative expenses	$12,583	$6,406	$6,177

Since inception we have incurred a net loss of $105,834.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the three months ended December 31, 2016.

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

PART II – OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest averse to our Company.

ITEM 1A.        RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

The Company’s financial statements filed as part of this interim report are listed in the Table of Contents and provided in response to Item 1.

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

APP Incline Corporation

Date:	February 13, 2017	By:	/s/ Adam Elmquist
		Name:	Adam Elmquist
		Title:	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer & Director